Form 10QSB
period 1996-03-31
DALEIGH HOLDINGS CORP
filed 1997-02-07
CIK 318024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended   March 31, 1996

[  ]  Transition Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (no fee required)

      For the transition period from ________________ to ________________

                       Commission file number:    0-9657

                          DALEIGH HOLDINGS CORPORATION
    ---------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Utah                                       86-0323969
     -----------------------------                  ---------------------
    (State or other jurisdiction of                   (I.R.S. employer
    incorporation or organization)                 identification number)

           1888 Century Park East, Suite 1969, Los Angeles, CA 90067
    ---------------------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code: (310) 284-6880

    American Surgery Centers Corporation, P.O. Box 40608, Mesa, AZ 85274
   ----------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [ X ]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                        Outstanding at January 31, 1997
             -----                        -------------------------------
    Common Stock, par value                      4,983,307 Shares
       $.0152 per share
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                March 31,    December 31,
                                                  1996           1995
                                              ------------   ------------

                                     ASSETS

CURRENT ASSET
  Cash                                        $     1,455    $    10,800
                                              ------------   ------------
    TOTAL CURRENT ASSET                             1,455         10,800
                                              ------------   ------------
                                              $     1,455    $    10,800
                                              ============   ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITY
  Accrued expenses                            $     5,000    $
                                              ------------   ------------
    TOTAL CURRENT LIABILITY                         5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock,no par value;
authorized - 10,000,000 shares;
issued and outstanding - none
Common stock, $.0152 par value;
authorized - 50,000,000 shares;
issued and outstanding -
2,349,957 shares at March 31, 1996
and December 31, 1995                              35,724         35,724
  Additional paid-in capital                   14,740,976     14,740,976
  Accumulated deficit                         (14,780,245)   (14,765,900)
                                              ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)        (3,545)        10,800
                                              ------------   ------------

                                              $     1,455    $    10,800
                                              ============   ============
                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  1996           1995
                                              ------------   ------------

OPERATING EXPENSES
  General and administrative                  $    14,345    $       176
                                              ------------   ------------

    NET LOSS                                  $   (14,345)   $      (176)
                                              ============   ============

    NET LOSS PER SHARE                        $      .00*    $      .00*
                                              ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     2,349,957      2,349,957
                                              ============   ============

* - less than $.01
                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  1996           1995
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (14,345)   $      (176)
  Increase in accrued expenses                      5,000
                                              ------------   ------------

    Cash used in operating activities              (9,345)          (176)
                                              ------------   ------------

NET DECREASE IN CASH                               (9,345)          (176)

CASH, beginning of period                          10,800         11,868
                                              ------------   ------------

CASH, end of period                           $     1,455    $    11,692
                                              ============   ============
                          DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the changes in cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2. SUBSEQUENT EVENTS

On December 30,1996, a special meeting of the shareholders was held. The shareholders adopted Amendments to its Articles of Incorporation to change the name of the Company to DaLeigh Holdings Corporation. The Amendment, also provided that the Company has the authority to issue fifty million (50,000,000) shares of common stock at $.0152 par value, and ten million (10,000,000) shares of serial preferred stock with no par value. The amendment effectuated a reverse split of the stock (10 outstanding shares into 1 outstanding share) and changed the par value from $.00152 to $.0152. All references in the accompanying condensed consolidated financial statements to the number of common stock have been restated to reflect the reverse split.

On January 2, 1997, the Company entered into an agreement to sell, assign and transfer to ASCI Holdings Group, a Delaware corporation, under formation, not to exceed 80% of the issued and outstanding shares of the common stock of ASC International, a Utah corporation, and a wholly-owned subsidiary of the Company. The subsidiary is the holder of all of the issued and outstanding shares of stock of the other subsidiaries of the Company. The subsidiaries have nominal assets, if any, and liabilities, if any. The Company's conveyance to ASCI Holdings Group will be in consideration of the assumption by ASCI Holdings Group of any and all obligations owing to Ronald J. Stauber, Inc., a law corporation, special securities counsel to the Company, in connection with the legal services performed as it relates to the Agreement and Plan of Reorganization and Corporation Separation, the corporate separation and the distribution of said stock ownership as contemplated therein. The Company intends to distribute the balance of this stock in ASC International to its shareholders, said shares of stock have not been registered under the Securities Act of 1933, as amended, and the further sale and transfer of the said shares are restricted.

On January 22, 1997, the Company sold and issued 2,500,000 shares of common stock to Lee E. Rodriguez, the CEO of the Company, for $38,000. These shares of stock were sold and issued in cancellation of indebtedness. The result of this sale gave Lee E. Rodriguez 50.17% of the voting securities of the Company.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Three Months Ended March 31, 1996
During the quarter ended March 31, 1996 the Company was not operational. Subsequent to the end of the quarter a total of $75,000 was raised to fund operational expenses through the private placement of the Company's common stock. The activities of the Company have been limited to corporate maintenance and identifying possible acquisition candidates.

Liquidity and Capital Resources

The Company had a working capital deficit of $3,545 at March 31, 1996.
                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           None.

Item 2.    Changes in Securities
           None.

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K
           None.
                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DALEIGH HOLDINGS CORPORATION



         February 4, 1997                /s/ Lee E. Rodriguez
Dated: _____________________       By: __________________________________
                                         Lee E. Rodriguez
                                         Chief Executive Officer