Form 10QSB
period 1996-09-30
DALEIGH HOLDINGS CORP
filed 1997-02-07
CIK 318024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended September 30, 1996

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

ITEM 1. FINANCIAL STATEMENTS

                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              September 30,  December 31,
                                                  1996           1995
                                              ------------   ------------

                                     ASSETS
CURRENT ASSET
  Cash                                        $    19,331    $    10,800
                                              ------------   ------------

    TOTAL CURRENT ASSET                            19,331         10,800
OFFICE EQUIPMENT                                    3,760
DEPOSITS                                            3,235
                                              ------------   ------------

                                              $    26,326    $    10,800
                                              ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accrued expenses                            $     5,000    $
  Loans payable                                    25,000
                                              ------------   ------------

    TOTAL CURRENT LIABILITIES                      30,000
                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock,no par value;
authorized - 10,000,000 shares;
issued and outstanding - none
Common stock, $.0152 par value;
authorized - 50,000,000 shares;
issued and outstanding -
2,483,307 shares at September 30, 1996
and 2,349,957 at December 31, 1995                 37,751         35,724
  Additional paid-in capital                   14,813,949     14,740,976
  Accumulated deficit                         (14,855,374)   (14,765,900)
                                              ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)        (3,674)        10,800

                                              $    26,326    $    10,800
                                              ============   ============
                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                            Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                           1996           1995           1996           1995
                       ------------   ------------   ------------   ------------

OPERATING EXPENSES
  General and
   administrative      $    31,372    $       467    $    89,474    $     1,068
                       ------------   ------------   ------------   ------------

    NET LOSS           $   (31,372)   $      (467)   $   (89,474)   $    (1,068)
                       ============   ============   ============   ============

NET LOSS PER SHARE     $      (.01)   $       .00*   $      (.04)   $       .00*
                       ============   ============   ============   ============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING      2,483,307      2,349,957      2,483,307      2,349,957
                       ============   ============   ============   ============


* - less than $.01
                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                  1996           1995
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (89,474)   $      (601)
  Increase in accrued expenses                      5,000
                                              ------------   ------------

    Cash used in operating activities             (84,474)          (601)
                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                     (3,760)
  Payment of deposits                              (3,235)
                                              ------------   ------------

                                                   (6,995)
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                             75,000
  Proceeds from short-term borrowing               25,000
                                              ------------   ------------

                                                  100,000
                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH                     8,531           (601)

CASH, beginning of period                          10,800         11,868
                                              ------------   ------------

CASH, end of period                           $    19,331    $    11,267
                                              ============   ============

                          DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Comments

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the changes in cash flows for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Form 10 - K filed with the Securities and Exchange Commission. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.  SALE OF COMMON STOCK

During nine months ended September 30, 1996, the Company sold an aggregate 133,350 of its common shares for $75,000 in private placements.


3.  SUBSEQUENT EVENTS

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


Results of Operations:

The Company was not operational during the quarter ended September 30, 1996. The activities of the Company have been limited to corporate maintenance and identifying possible acquisition candidates.


Liquidity and Capital Resources

The Company had a working capital deficit of $5,669 at September 30, 1996.

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