Form 10QSB
period 1996-06-30
DALEIGH HOLDINGS CORP
filed 1997-02-10
CIK 318024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended   June 30, 1996

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
     Yes [ X ]  No[   ]

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

                           DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                June 30,    December 31,
                                                  1996           1995
                                              ------------   ------------
                                     ASSETS
CURRENT ASSET
  Cash                                        $    32,698    $    10,800
                                              ------------   ------------

    TOTAL CURRENT ASSET                            32,698         10,800
                                              ------------   ------------

                                              $    32,698    $    10,800
                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITY
  Accrued expenses                            $     5,000    $
                                              ------------   ------------

    TOTAL CURRENT LIABILITY                         5,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock,no par value;
authorized - 10,000,000 shares;
issued and outstanding - none
Common stock, $.0152 par value;
authorized - 50,000,000 shares;
issued and outstanding -
2,483,307 shares at June 30, 1996
and 2,349,957 at December 31, 1995                 37,751         35,724
  Additional paid-in capital                   14,813,949     14,740,976
  Accumulated deficit                         (14,824,002)   (14,765,900)
                                              ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                     27,698         10,800
                                              ------------   ------------

                                              $    32,698    $    10,800
                                              ============   ============
                          DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       Three Months Ended June 30,    Six Months Ended June 30,
                           1996           1995           1996           1995
                       ------------   ------------   ------------   ------------


OPERATING EXPENSES

  General and
   administrative      $    43,757    $       425    $    58,102    $       601
                       ------------   ------------   ------------   ------------

    NET LOSS           $   (43,757)   $      (425)   $   (58,102)   $      (601)
                       ============   ============   ============   ============

    NET LOSS
     PER SHARE         $      (.02)   $      .00*    $      (.02)   $      .00*
                       ============   ============   ============   ============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING      2,427,741      2,349,957      2,388,849      2,349,957
                       ============   ============   ============   ============

* - less than $.01
                          DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                  1996           1995
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (58,102)   $      (601)
  Increase in accrued expenses                      5,000
                                              ------------   ------------

    Cash used in operating activities             (53,102)          (601)
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                             75,000
                                              ------------   ------------

                                                   75,000
                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH                    21,898           (601)

CASH, beginning of period                          10,800         11,868
                                              ------------   ------------

CASH, end of period                           $    32,698    $    11,267
                                              ============   ============
                          DALEIGH HOLDINGS CORPORATION
        (FORMERLY AMERICAN SURGERY CENTERS CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Comments

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the changes in cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Form 10 - K filed with the Securities and Exchange Commission. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.  SALE OF COMMON STOCK

During quarter ended June 30, 1996, the Company sold an aggregate 133,350 of its common shares for $75,000 in private placements.


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

Results of Operations:

The Company was not operational during the quarter ended June 30, 1996. During the quarter a total of $75,000 was raised to fund operational expenses through private placement of the Company's common stock. In May 1996, Lee E. Rodriguez, an executive with substantial experience in developing and managing healthcare related companies, was named President and Chief Executive Officer of the Company. Also during the quarter, the Company's headquarters was moved to 1888 Century Park East, Los Angeles, CA 90067. The activities of the Company have been limited to corporate maintenance and identifying possible acquisition candidates.


Liquidity and Capital Resources

The Company had a working capital of $27,698 at June 30, 1996.
                           PART II - OTHER INFORMATION

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